Form 10-Q
period 1997-06-30
MAY LIMITED PARTNERSHIP 1984-3
filed 1997-08-14
CIK 765946

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

  |_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 2-89194


                         MAY DRILLING PARTNERSHIP 1984-3
                         MAY LIMITED PARTNERSHIP 1984-3
             (Exact name of registrant as specified in its charter)



                                                                      75-1994687
              Texas                                                   75-1994682
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

4582 South Ulster Street Parkway
          Suite 1700
       Denver, Colorado                                                   80237
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                       MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,                December 31,
                                                                           1997                    1996

ASSETS

Investment in
     May Limited Partnership 1984-3                                       $263                      $482
                                                                           ===                       ===



PARTNERS' CAPITAL

Partners' Capital                                                         $263                      $482
                                                                           ===                       ===








   NOTE: The statements of operations and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the limited partner=s share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with these balance sheets.

















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                        June 30,                 December 31,
                                                                           1997                        1996


ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $   326                    $   390
     Accrued oil and gas sales                                                204                        367
     Due from affiliate                                                                                  132
     Contributions receivable from general partner                                                        36
                                                                             ----                       ----
              Total                                                           530                        925
                                                                             ----                       ----



OIL AND GAS PROPERTIES, using the full cost method of
     accounting                                                             7,718                      7,641
         Less accumulated depletion                                        (7,687)                    (7,641)
                                                                           ------                     -------
              Net oil and gas properties                                       61
                                                                           ------                     -------


TOTAL ASSETS                                                              $   591                    $   925
                                                                           ======                     ======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Accounts payable and accrued liabilities                           $       8                   $     12
     Due to affiliate                                                          30
                                                                              ---                        ---
              Total                                                            38                         12
                                                                               --                         --


PARTNERS' CAPITAL
     General partner                                                          290                        431
     Limited partner                                                          263                        482
                                                                              ---                        ---
              Total                                                           553                        913
                                                                              ---                        ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                                   $   591                    $   925
                                                                           ======                     ======











                    The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                                        For the Three Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----

    REVENUES
         Oil revenue                                                    $    136                    $    194
         Gas revenue                                                         197                         298
         Interest                                                              7                           4
         Other                                                                10
                                                                             ---                        ----
                  Total                                                      350                         496
                                                                             ---                         ---


    COSTS AND EXPENSES
         Lease operating                                                      16                           9
         Production taxes                                                     24                          31
         General and administrative                                            7                          13
         Depletion                                                            16
         Professional services and other                                       3                           2
                                                                              --                          --
                  Total                                                       66                          55
                                                                              --                          --

    NET INCOME                                                          $    284                    $    441
                                                                         =======                     =======

    ALLOCATION OF NET INCOME:

         General Partner                                                $    107                    $    149
                                                                         =======                     =======
         Limited Partner                                                $    177                    $    292
                                                                         =======                     =======

             Per initial $1,000 limited partner investment               $ 26.82                     $ 44.25
                                                                          ======                      ======


             Weighted average initial $1,000 limited partner
                  investment units outstanding                             6,599                       6,599
                                                                           =====                       =====







                    The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                                         For the Six Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----
REVENUES
     Oil revenue                                                        $    293                   $    418
     Gas revenue                                                             452                        792
     Interest                                                                 10                          8
     Other                                                                    10
                                                                             ----                     -----
              Total                                                          765                      1,218
                                                                             ---                      -----

COSTS AND EXPENSES
     Lease operating                                                          28                         19
     Production taxes                                                         50                         72
     General and administrative                                               15                         22
     Depletion                                                                16
     Professional services and other                                           8                          5
                                                                             ---                         --
              Total                                                          117                        118
                                                                             ---                        ---

NET INCOME                                                              $    648                   $  1,100
                                                                         =======                    =======

ALLOCATION OF NET INCOME:

     General Partner                                                    $    225                   $    370
                                                                         =======                    =======

     Limited Partner                                                   $    423                    $    730
                                                                        ========                    =======



         Per initial $1,000 limited partner investment                   $ 64.10                    $110.62
                                                                          ======                     ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                                 6,599                      6,599
                                                                           =====                      =====








                    The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         For the Six Months Ended June 30,
                                                                           1997                       1996
                                                                           -----                      ----

OPERATING ACTIVITIES:
     Net income                                                       $     648                     $  1,100
     Adjustment to  reconcile  net  income  to net cash
       provided  by  operating activities:

         Depletion                                                           16
                                                                            ----                       -----
              Cash from operations before
                  working capital changes                                   664                        1,100

     Changes in assets and liabilities provided (used) cash:
         Accrued oil and gas sales                                          163                            7
         Due from affiliate                                                 132                          (62)
         Accounts payable and accrued liabilities                            (4)                          (7)
         Due to affiliate                                                    30
                                                                            ----                         ----
              Net cash provided by operating activities                     985                        1,038
                                                                            ---                        -----

INVESTING ACTIVITIES
     Additions to oil and gas properties                                    (77)
                                                                            ---                         -----


FINANCING ACTIVITIES:

     Distributions to partners                                           (1,008)                      (1,058)
     Contributions from general partner                                      36                           30
                                                                             --                           --
              Net cash used in financing activities                        (972)                      (1,028)
                                                                           ----                       ------

NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       (64)                          10



CASH AND CASH EQUIVALENTS:

     Balance, beginning of period                                           390                          273
                                                                            ---                          ---

     Balance, end of period                                           $     326                    $     283
                                                                       ========                     ========





                    The accompanying note is an integral part of the financial statements.

                         MAY LIMITED PARTNERSHIP 1984-3
                          NOTE TO FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 -  GENERAL

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Cash provided by operating activities totaled $985,000 for the six months ended June 30, 1997, and $1,008,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $198,000, payable $131,000 to May Drilling Partnership 1984-3 partners and $67,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

Oil Revenues

Oil revenue decreased $58,000 during the second quarter 1997 as compared to the corresponding period in 1996 as the result of a decrease in production combined with a decrease in the average oil price. Oil production decreased 38% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price decreased from $20.81 per barrel in 1996 to $19.38 per barrel in 1997.

Gas Revenue

Gas revenue decreased $101,000 for the second quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in the average gas price, combined with a decrease in production. The average gas price decreased from $2.74 per mcf in 1996 to $2.49 per mcf in 1997. Gas production decreased 40% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines.

Interest

Interest income increased $3,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a higher average cash balance during 1997.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.
Lease Operating

Lease operating expense increased $7,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due to an increase in maintenance costs on the Freddie Aker #1.

Production Taxes

Production taxes decreased $7,000 during the second quarter of 1997 as compared to the corresponding period in 1996 due a decrease in oil and gas revenue previously discussed.

General and Administrative

General and administrative expense decreased $6,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a decrease in allocated overhead from the general partner.

Depletion

Depletion expense increased $16,000 during the second quarter of 1997 as compared with the same period during 1996 to higher capitalized costs during 1997.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $125,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $19.89 per barrel in 1996 to $21.28 per barrel in 1997. Oil production decreased 35% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $340,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 38% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.27 per mcf in 1996 to $3.03 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $3,000 during the first six months of 1997 as compared with the first six months of 1996 primarily due to the timing of these expenses.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


ITEM 2  -     CHANGES IN SECURITIES

              None.


ITEM 3  -     DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4  -     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


ITEM 5  -     OTHER INFORMATION

              None.


ITEM 6  -     EXHIBITS AND REPORTS ON FORM 8-K

              None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                               MAY DRILLING PARTNERSHIP 1984-3
                               MAY LIMITED PARTNERSHIP 1984-3

                               By:   EDP OPERATING, LTD.,
                                       General Partner

                                     By:   HEPGP LTD.,
                                         General Partner

                                     By:   HALLWOOD G. P., INC.,
                                            General Partner



Date:  August 11, 1997               By:    Robert S. Pfeiffer
      ----------------                  ----------------------------
                                         Robert S. Pfeiffer, Vice President
                                           (Principal Accounting Officer)