Form 10-Q
period 1997-09-30
MAY LIMITED PARTNERSHIP 1984-3
filed 1997-11-14
CIK 765946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

   [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]



                         MAY DRILLING PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,              December 31,
                                                                             1997                      1996

ASSETS

Investment in
     May Limited Partnership 1984-3                                       $322                      $482
                                                                           ===                       ===



PARTNERS' CAPITAL

Partners' Capital                                                         $322                      $482
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



                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                                  September 30,       December 31,
                                                                                                            1996
                                                                                      1997



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                     $   283            $   390
     Accrued oil and gas sales                                                         224                367
     Due from affiliate                                                                106                132
     Contributions receivable from general partner                                                         36
                                                                                      -----               ----
              Total                                                                    613                925
                                                                                      ----                ---



OIL AND GAS PROPERTIES, using the full cost method of accounting                     7,723              7,641

         Less accumulated depletion                                                 (7,678)            (7,641)
                                                                                    -------            -------
              Net oil and gas properties                                                45
                                                                                     ------            -------


TOTAL ASSETS                                                                      $   658             $   925
                                                                                   =======             ======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                                     $     10           $     12
                                                                                   -------            -------


PARTNERS' CAPITAL

     General partner                                                                   326                431
     Limited partner                                                                   322                482
                                                                                       ---                ---

              Total                                                                    648                913
                                                                                       ---                ---



TOTAL LIABILITIES AND PARTNERS' CAPITAL                                            $   658            $   925
                                                                                    ======             ======















                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Three Months Ended September 30,

                                                                           1997                       1996
                                                                           -----                      ----


    REVENUES

         Oil revenue                                                   $    143                     $    225
         Gas revenue                                                        211                          294
         Interest                                                             4                            3
                                                                            ---                          ---
                  Total                                                     358                          522
                                                                            ---                          ---


    COSTS AND EXPENSES

         Lease operating                                                     11                            6
         Production taxes                                                    24                           38
         General and administrative                                           7                            7
         Depletion                                                           21                           12
         Professional services and other                                      2                            2
                                                                            ---                          ---
                  Total                                                      65                           65
                                                                             --                           --




    NET INCOME                                                         $    293                     $    457
                                                                        =======                      =======



    ALLOCATION OF NET INCOME:

         General Partner                                               $    103                     $    156
                                                                        =======                      =======
         Limited Partner                                               $    190                     $    301
                                                                        =======                      =======



             Per initial $1,000 limited
                  partner investment unit                               $ 28.79                      $ 45.61
                                                                         ======                       ======




             Weighted average initial $1,000 limited partner
                  investment units outstanding                            6,599                        6,599
                                                                          =====                        =====












                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                     For the Nine Months Ended September 30,

                                                                          1997                        1996
                                                                          -----                       ----



REVENUES

     Oil revenue                                                      $    436                    $     643
     Gas revenue                                                           663                        1,086
     Interest                                                               14                           11
     Other                                                                  10
                                                                           ----                        -----
              Total                                                      1,123                        1,740
                                                                         -----                        -----



COSTS AND EXPENSES

     Lease operating                                                        39                           25
     Production taxes                                                       74                          110
     General and administrative                                             22                           29
     Depletion                                                              37                           12
     Professional services and other                                        10                            7
                                                                           ---                          ---
              Total                                                        182                          183
                                                                           ---                          ---



NET INCOME                                                            $    941                     $  1,557
                                                                       =======                      =======



ALLOCATION OF NET INCOME:



     General Partner                                                  $    328                    $     526
                                                                       =======                     ========
     Limited Partner                                                  $    613                     $  1,031
                                                                       =======                      =======



         Per initial $1,000 limited
              partner investment unit                                  $ 92.89                      $156.24
                                                                        ======                       ======



         Weighted average initial $1,000 limited partner
              investment units outstanding                               6,599                        6,599
                                                                         =====                        =====












                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Nine Months Ended September 30,

                                                                            1997                       1996
                                                                            -----                      ----


OPERATING ACTIVITIES:

     Net income                                                         $    941                     $ 1,557
     Adjustment to reconcile net income to net cash
         provided by operating activities:
         Depletion                                                            37                         12
                                                                             ---                        ---

              Cash from operations before
                  working capital changes                                    978                       1,569

     Changes in assets and liabilities provided (used) cash:

         Accrued oil and gas sales                                           143                          (2)
         Due from affiliate                                                   26                         (87)
         Contributions receivable from general partner                        36                          30
         Accounts payable and accrued liabilities                             (2)                         (5)
                                                                             ---                         ---
              Net cash provided by operating activities                    1,181                       1,505
                                                                           -----                       -----

INVESTING ACTIVITIES
     Additions to oil and gas properties                                    (82)                         (12)
                                                                            ----                         ---

FINANCING ACTIVITIES:
     Distributions to partners                                            (1,206)                     (1,390)
                                                                          ------                      ------


NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                       (107)                        103

CASH AND CASH EQUIVALENTS:

     Balance, beginning of period                                            390                         273
                                                                             ---                         ---

     Balance, end of period                                             $    283                    $    376
                                                                         =======                     =======









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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Liquidity and Capital Resources

Cash provided by operating activities totaled $1,181,000 for the nine months ended September 30, 1997, and $1,206,000 was distributed to partners. A distribution payable to partners of record as of September 30, 1997 was declared in October 1997. The distribution amount is $290,000, payable $192,000 to May Drilling Partnership 1984-3 partners and $98,000 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to Third Quarter 1996

Oil Revenues

Oil revenue decreased $82,000 during the third quarter 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in the average oil price. Oil production decreased 27% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines. The average oil price decreased from $21.86 per barrel in 1996 to $19.24 per barrel in 1997.

Gas Revenue

Gas revenue decreased $83,000 for the third quarter of 1997 as compared to the corresponding period in 1996 due to a decrease in production partially offset by a slight increase in the average price. The average gas price increased from $2.70 per mcf in 1996 to $2.71 per mcf in 1997. Gas production decreased 28% on the Freddie Aker #1 due to a decrease in the state allowable production limits as well as normal production declines.

Lease Operating

Lease operating expense increased $5,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due to an increase in maintenance costs on the Freddie Aker #1.

Production Taxes

Production taxes decreased $14,000 during the third quarter of 1997 as compared to the corresponding period in 1996 due a decrease in oil and gas revenue previously discussed.

Depletion

Depletion expense increased $9,000 during the third quarter of 1997 as compared with the same period during 1996 to higher capitalized costs during 1997.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30,1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30,1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $207,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $20.53 per barrel in 1996 to $20.56 per barrel in 1997. Oil production decreased 32% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $423,000 during the first nine months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production and a decrease in price. Gas production decreased 35% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.09 per mcf in 1996 to $2.92 per mcf in 1997.

Interest

Interest income increased $3,000 during the first nine months of 1997 as compared with the first nine months of 1996 due to a higher average cash balance during 1997.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

General and Administrative

General and administrative expense decreased $7,000 during the first nine months of 1997 as compared with the first nine months of 1996 due to a decrease in allocated overhead from the general partner.

Professional Services and Other

Professional services and other expense increased $3,000 during the first nine months of 1997 as compared with the first nine months of 1996 primarily due to increases in numerous items none of which are individually significant.

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


                                     MAY DRILLING PARTNERSHIP 1984-3
                                     MAY LIMITED PARTNERSHIP 1984-3

                                     By:     EDP OPERATING, LTD.,
                                             General Partner

                                              By:   HEPGP LTD.,
                                                    General Partner

                                              By:   HALLWOOD G. P., INC.,
                                                    General Partner




Date:  November 4, 1997                       By:    Robert S. Pfeiffer
                                              Robert S. Pfeiffer, Vice President
                                                (Principal Accounting Officer)