Form 10-Q
period 1998-06-30
MAY LIMITED PARTNERSHIP 1984-3
filed 1998-08-14
CIK 765946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               June 30,                 December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1984-3                                     $ 139                     $ 340
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 139                     $ 340
                                                                                  ====                      ====






NOTE: The statements of operations and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with these balance sheets.



























           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-3
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                      June 30,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   215                 $   313
    Accrued oil and gas sales                                               90                     221
    Due from affiliate                                                      55                     123
    Contributions receivable from general partner                                                   39
                                                                     ---------                 -------
         Total                                                             360                     696
                                                                        ------                  ------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       7,724                   7,724
       Less accumulated depletion                                       (7,699)                  (7,689)
                                                                         -----                    -----
         Net oil and gas properties                                         25                      35
                                                                       -------                 -------

TOTAL ASSETS                                                           $   385                 $   731
                                                                        ======                  ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                         $       8                $     14
                                                                      --------                 -------

PARTNERS' CAPITAL
    General partner                                                        238                     377
    Limited partner                                                        139                     340
                                                                        ------                  ------
         Total                                                             377                     717
                                                                        ------                  ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                $   385                 $   731
                                                                        ======                  ======




















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                       For the Three Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                        $   110                    $   197
   Oil revenue                                                             53                        136
   Interest                                                                 4                          7
   Other                                                                                              10
                                                                   ----------                    -------
         Total                                                            167                        350
                                                                       ------                     ------

COSTS AND EXPENSES
   Lease operating                                                         10                         16
   Production taxes                                                        12                         24
   General and administrative                                               7                          7
   Depletion                                                                4                         16
   Professional services and other                                          3                          3
                                                                     --------                   --------
         Total                                                             36                         66
                                                                      -------                    -------

NET INCOME                                                            $   131                    $   284
                                                                       ======                     ======

ALLOCATION OF NET INCOME:

    General Partner                                                  $     46                    $   107
                                                                      =======                     ======

    Limited Partner                                                  $     85                    $   177
                                                                      =======                     ======

       Per initial $1,000 limited partner
         investment                                                    $12.88                     $26.82
                                                                        =====                      =====

       Weighted average initial $1,000 limited
         partner investment units outstanding                           6,599                      6,599
                                                                       ======                     ======

















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Six Months Ended June 30,
                                                                        1998                      1997

REVENUES
   Gas revenue                                                        $   262                    $   452
   Oil revenue                                                            128                        293
   Interest                                                                 8                         10
   Other                                                                                              10
                                                                    ---------                    -------
         Total                                                            398                        765
                                                                       ------                     ------

COSTS AND EXPENSES
   Lease operating                                                         19                         28
   Production taxes                                                        28                         50
   General and administrative                                              15                         15
   Depletion                                                               10                         16
   Professional services and other                                          8                          8
                                                                    ---------                   --------
         Total                                                             80                        117
                                                                     --------                     ------

NET INCOME                                                            $   318                    $   648
                                                                       ======                     ======

ALLOCATION OF NET INCOME:

    General Partner                                                   $   110                    $   225
                                                                       ======                     ======

    Limited Partner                                                   $   208                    $   423
                                                                       ======                     ======

       Per initial $1,000 limited partner
         investment                                                    $31.52                     $64.10
                                                                        =====                      =====

       Weighted average initial $1,000 limited
         partner investment units outstanding                           6,599                      6,599
                                                                       ======                     ======

















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1984-3
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                       For the Six Months Ended June 30,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $   318                   $   648
    Adjustment to reconcile net income to net
      cash provided by operating activities:
        Depletion                                                           10                        16

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                            131                       163
      Due from affiliate                                                    68                       132
      Accounts payable and accrued liabilities                              (6)                       (4)
      Due to affiliate                                                                                30
                                                                     ---------                   -------
              Net cash provided by operating activities                    521                       985
                                                                        ------                    ------

    INVESTING ACTIVITIES
      Additions to oil and gas properties                                                            (77)
                                                                    ----------                   -------

FINANCING ACTIVITIES:
      Distributions to partners                                           (658)                   (1,008)
      Contributions from general partner                                    39                        36
                                                                      --------                  --------
              Net cash used in financing activities                       (619)                     (972)
                                                                        ------                    ------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                       (98)                      (64)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        313                       390
                                                                        ------                    ------

       Balance, end of period                                          $   215                   $   326
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

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash provided by operating activities totaled $521,000 for the six months ended June 30, 1998, and $658,000 was distributed to partners. A distribution payable to partners of record as of June 30, 1998 was declared in July 1998. The distribution amount is $170,000, payable $112,370 to May Drilling Partnership 1984-3 partners and $57,630 to the general partner. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1998 Compared to Second Quarter 1997

Gas Revenue

Gas revenue decreased $87,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a decrease in production partially offset by an increase in the average gas price. Gas production decreased 36% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.49 per mcf in 1997 to $2.66 per mcf in 1998.

Oil Revenue

Oil revenues decreased $83,000 in the second quarter of 1998 as compared to the second quarter of 1997 as a result of a decrease in production and a decrease in the average oil price. Oil production decreased 31% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price decreased from $19.38 per barrel in 1997 to $13.19 per barrel in 1998.

Interest

Interest income decreased $3,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a lower average cash balance during 1998.

Lease Operating

Lease operating expense decreased $6,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $12,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to decreased production previously discussed.

Depletion

Depletion expense decreased $12,000 during the second quarter of 1998 as compared to the second quarter of 1997 due to a lower depletion rate caused by the decrease in production previously discussed.

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

The comparisons for the six months ended July 30, 1998 and the six months ended June 30, 1997 are consistent with those discussed in the second quarter 1998 compared to the second quarter of 1997 except for the following:

Gas Revenue

Gas revenue decreased $190,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in production combined with a decrease in price. Gas production decreased 33% due to increased rates of water production on the Freddie Aker #1 well. The average gas price decreased from $3.03 per mcf in 1997 to $2.62 per mcf in 1998.

Oil Revenue

Oil revenue decreased $165,000 during the first six months of 1998 as compared to the corresponding period in 1997 due to a decrease in production, and a decrease in the average oil price. The average oil price decreased from $21.28 per barrel in 1997 to $14.00 per barrel in 1998. Oil production decreased 33% due to increased rates of water production on the Freddie Aker #1 well.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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

                               MAY DRILLING PARTNERSHIP 1984-3
                               MAY LIMITED PARTNERSHIP 1984-3

                               By:  EDP OPERATING, LTD.,
                                    General Partner

                                    By:  HEPGP Ltd.,
                                         General Partner

                                    By:  HALLWOOD G. P., INC.,
                                         General Partner



Date:  August 10, 1998              By: /s/Thomas J. Jung
                                        Thomas J. Jung, Vice President
                                        (Principal Accounting Officer)