Form 10-K405
period 1998-12-31
MAY LIMITED PARTNERSHIP 1984-3
filed 1999-03-31
CIK 765946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

MARK ONE
     [x] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                           Name of each exchange
Title of each class                                          on which registered
        None                                                       None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Units of Participation, $1,000 Per Unit
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                      DOCUMENTS INCORPORATED BY REFERENCE:



                                                         Part of Form 10-K into
Document                                                which it is incorporated

The General Partnership Agreement and the
Limited Partnership Agreement filed as an Exhibit
to Registration Statement No. 2-89194                                  Part IV

                                     PART I


ITEM 1 - BUSINESS

May Drilling Partnership 1984-3 (the "Drilling or General Partnership") and May Limited Partnership 1984-3 (the "Limited Partnership") were organized by May Petroleum Inc. ("May") to explore for and develop oil and gas reserves primarily in Texas, Oklahoma and Louisiana. Funds received from the sale and production of oil and gas reserves are used to pay the obligations of the Limited Partnership. Funds not required by the Limited Partnership as working capital are distributed to the participants in the Drilling Partnership and the general partner.

The general partner of the Limited Partnership is EDP Operating, Ltd., which is one of the operating partnerships for Hallwood Energy Partners, L.P. ("HEP"). The Drilling Partnership is the sole limited partner of the Limited Partnership. The Limited Partnership does not have any subsidiaries, nor does it engage in any other kind of business. The Limited Partnership has no employees and is operated by Hallwood Petroleum, Inc. ("HPI"), a subsidiary of HEP. In February 1999, HPI employed 122 full-time employees.

Pursuant to the terms of the general partnership agreement and the limited partnership agreement, HEP is obligated, from time to time, to contribute certain amounts, in property, cash or unreimbursed services, to the Limited Partnership. As of December 31, 1998, all such required contributions had been accrued.

The partnership agreements governing the Drilling Partnership and the Limited Partnership provide for a fifteen-year term of existence. As a result, the term of the Drilling Partnership and the Limited Partnership will be through November 7, 1999.

The Limited Partnership will be wound up after it terminates in 1999. This process includes preparing a final accounting, paying the liabilities of the Drilling Partnership and the Limited Partnership, and making a liquidating distribution in accordance with the capital accounts of the partners. The general partner believes that it would be in the best interest of the partners to sell the assets of the Limited Partnership and distribute any cash remaining after payment of liabilities. The distribution of a pro rata direct working interest in the Freddie Aker well to each of the partners would not be feasible because of the large number of partners involved (over 700), the small size of the resulting interests and, in general, the risks and inconvenience that can be associated with being a small working interest owner. The general partner is considering the alternatives available for the sale of the partnership's assets. The general partner plans to submit to the partners for approval an amendment to the partnership agreements which would permit the Partnerships to sell their oil and gas properties to the general partner. In order to maximize the value realized by the Limited Partnership from the sale of its primary asset, its interest in the Freddie Aker well, the general partner is considering soliciting the partners' consent to commence the termination process for the partnership in July 1999.

Participation in Expenses and Revenues

The principal expenses and revenues of the Limited Partnership are shared by the general partner and the Drilling Partnership as set forth in the following table. The charges and credits to participants in the Drilling Partnership are shared among the participants in proportion to their ownership of units of participation.



                                                      Drilling                   General
                                                     Partnership                 Partner

Abandonment expenses (1)                                  99%                         1%
Noncapital expenses                                       99%                         1%
Direct expenses                                           99%                         1%
Lease acquisition expenses                                                          100%
Capital expenses                                                                    100%
Oil and gas revenues                                     (2)                        (2)
Operating expenses                                       (2)                        (2)
Special projects                                         (2)                        (2)
General and administrative overhead                      (2)                        (2)

(1) Includes expenses that would otherwise be allocated as lease acquisition expenses and/or capital expenses but that relate to abandoned properties.

(2) Such items were shared 70% by the Drilling Partnership and 30% by the general partner until December 31, 1984. As of December 31, 1984, and as of December 31 of each year thereafter, the sharing of such items is adjusted so the general partner's allocation equals the percentage that the amount of Limited Partnership expenses allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the Drilling Partnership, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was:

                                     1998              1997             1996
                                     ----              ----             ----

Limited Partner                      66.1%             66.1%            66.4%
General Partner                      33.9%             33.9%            33.6%

In 1999, the sharing ratio will be 65.9% to the limited partner and 34.1% to the general partner.

To the extent that the characterization of any expense to the Limited Partnership depends on its deductibility for federal income tax purposes, the proper characterization is determined by the general partner (according to its intended characterization on the Limited Partnership's federal income tax return) in good faith at the time the expense is to be charged or credited. Such characterization will control related charges and credits to the partners regardless of any subsequent determination by the Internal Revenue Service or a court of law that the reported expenses should be otherwise characterized for tax purposes.

Competition

Oil and gas must compete with coal, atomic energy, hydro-electric power and other forms of energy. See also "Marketing" for a discussion of the market structure for oil and gas sales.

Regulation

Production and sale of oil and gas is subject to federal and state governmental regulations in a variety of ways including environmental regulations, labor law, interstate sales, excise taxes and federal, state and Indian lands royalty payments. Failure to comply with these regulations may result in fines, cancellation of licenses to do business and cancellation of federal, state or Indian leases.

The production of oil and gas is subject to regulation by the state regulatory agencies in the states in which the Limited Partnership does business. These agencies make and enforce regulations to prevent waste of oil and gas and to protect the rights of owners to produce oil and gas from a common reservoir. The regulatory agencies regulate the amount of oil and gas produced by assigning allowable production rates to wells capable of producing oil and gas. Federal Income Tax Considerations

The Limited Partnership and the General Partnership are partnerships for federal income tax purposes. Consequently, they are not taxable entities; rather, all income, gains, losses, deductions and credits are passed through and taken into account by the partners on their individual federal income tax returns. In general, distributions are not subject to tax so long as such distributions do not exceed the partner's adjusted tax basis. Any distributions in excess of the partner's adjusted tax basis are taxed generally as capital gains.

Marketing

The oil and gas produced from the properties owned by the Limited Partnership has typically been marketed through normal channels for such products. Oil has generally been sold to purchasers at field prices posted by the principal purchasers of crude oil in the areas where the producing properties are located. The majority of the Limited Partnership's gas production is sold on the spot market and is transported in intrastate and interstate pipelines. Both oil and natural gas are purchased by refineries, major oil companies, public utilities and other users and processors of petroleum products.

Factors which, if they were to occur, might adversely affect the Limited Partnership include decreases in oil and gas prices, the availability of a market for production, rising operational costs of producing oil and gas, compliance with and changes in environmental control statutes, and increasing costs and difficulties of transportation.

Significant Customers

For the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Limited
Partnership:

                                       1998              1997             1996
                                       ----              ----             ----

Conoco Inc.                             48%              41%               56%
Marathon Petroleum Company              16%              39%
TXG Gas Marketing                       17%              19%               30%
Scurlock Permian LLC                    17%

Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

Environmental Considerations

The exploration for, and development of, oil and gas involve the extraction, production and transportation of materials which, under certain conditions, can be hazardous or can cause environmental pollution problems. In light of the present general interest in environmental problems, the general partner cannot predict what effect possible future public or private action may have on the business of the Limited Partnership. The Limited Partnership's historical environmental expenditures have not been material and are not expected to be material in the future. The general partner is continually taking all actions it believes necessary in its operations to ensure conformity with applicable federal, state and local environmental regulations and does not presently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, earnings or the competitive position of the Limited Partnership in the oil and gas industry.

Insurance Coverage

The Limited Partnership is subject to all the risks inherent in the exploration for, and development of, oil and gas, including blowouts, fires and other casualties. The Limited Partnership maintains insurance coverage as is customary for entities of a similar size engaged in operations similar to the Limited Partnership's, but losses can occur from uninsurable risks or in amounts in excess of existing insurance coverage. The occurrence of an event which is not insured or not fully insured could have an adverse impact upon the Limited Partnership's earnings and financial position.

Issues Related to the Year 2000

Although the Limited Partnership will most likely be liquidated prior to the Year 2000, it is continuing to pursue its Year 2000 Plan so that it will be prepared, if necessary, to address Year 2000 problems.

General. The following Year 2000 statements constitute a Year 2000 Readiness Disclosure within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998. The Year 2000 problem has arisen because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize and process date sensitive information beyond 1999. In general, there are two areas where Year 2000 problems may exist for the Limited Partnership: information technology such as computers, programs and related systems ("IT") and non-information technology systems such as embedded technology on a silicon chip ("Non IT").

The Plan. The Limited Partnership's Year 2000 Plan (the "Plan") has four phases:
(i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, the Limited
Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory plans have been substantially completed and have assessed and identified the Limited Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Limited Partnership for reservoir engineering must be updated or replaced. Remediation, testing and implementation are scheduled to be completed by June 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by September 30, 1999.

To date, the Limited Partnership has determined that its IT systems are either compliant or can be made compliant without material cost. However, the effects of the Year 2000 problem on IT systems are exacerbated because of the interdependence of computer systems in the United States. The Limited Partnership's assessment of the readiness of third parties whose IT systems might have an impact on the Limited Partnership's business has thus far not indicated any material problems; the process of inquiring of third parties and reviewing their responses is underway but is not complete.

With regard to the Limited Partnership's Non IT systems, the Limited Partnership believes that most of these systems can be brought into compliance on schedule. The Limited Partnership's assessment of third party readiness is not yet completed. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. As part of its Plan, the Limited Partnership is making formal and informal inquiries of its vendors, customers and transporters in an effort to determine the third party systems that might have embedded technology requiring remediation.

Estimated  Costs.  Although  it is  difficult  to  estimate  the total  costs of implementing the Plan through January 1, 2000 and beyond, the Limited Partnership's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual cost of implementing the Plan will not differ materially from the estimated costs.

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Limited Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Limited Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Limited Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Limited Partnership's results of operations, cash flow or financial condition. Although the Limited Partnership is not currently able to determine the consequences of Year 2000 failures, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Limited Partnership. The Limited Partnership is contacting the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. The Limited Partnership's Year 2000 Plan is expected to significantly reduce the Limited Partnership's level of uncertainty about the compliance and readiness of these material third parties. The evaluation of third party readiness will be followed by the Limited Partnership's development of contingency plans.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Limited Partnership's future plans and operations, certain statements set forth in this Form 10-K relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-K or otherwise expressed by or on behalf of the Limited Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Limited Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Limited Partnership's oil and gas operations, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Limited Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Limited Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Limited Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Limited Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.


ITEM 2 - PROPERTIES

The Limited Partnership's oil and gas reserves are located on properties in south Louisiana. Natural gas accounts for 74% of estimated future gross revenues in the Limited Partnership's reserve report as of December 31, 1998.

Significant Properties

At December 31, 1998, the following properties accounted for all of the Limited Partnership's proved oil and gas reserves. Reserve quantities were obtained from the December 31, 1998 reserve report prepared by HPI's petroleum engineers.

Meaux Prospect. The Meaux prospect is located in Lafayette Parish, Louisiana. The Limited Partnership's interest in the prospect contains one productive well (the Freddie Aker) and has estimated remaining net proved reserves of 11,000 bbls of oil and 120,000 mcf of gas as of December 31, 1998. The Limited Partnership's working interest in this well is 15%. The prospect produces from one zone, the Bol Mex 3 formation, at 15,275 feet.

As part of the liquidation process, the general partner is considering the alternatives available for the sale of the Limited Partnership's property, including a sale of the property at public auction. The general partner also plans to submit to the partners for approval an amendment to the partnership agreements which would permit the Limited Partnership to sell its oil and gas property to the general partner, either at a public auction or in a private sale.

ITEM 3 - LEGAL PROCEEDINGS

None.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No matter was submitted to a vote of participants during the fourth quarter of 1998.



                                     PART II


ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

a) The registrant's securities consist of partnership interests which are not traded on any exchange and for which no established public trading market exists.

b) As of December 31, 1998, there were approximately 532 holders of record of partnership interests in the Drilling Partnership.

c) Distributions paid by the Limited Partnership were as follows (in thousands):

                            General                    Limited
                            Partner                    Partner

1998                           $352                    $   608
1997                            531                        965
1996                            638                      1,202


ITEM 6 - SELECTED FINANCIAL DATA

                                                            For the Limited Partnership
                                                     As of or for the Year Ended December 31,
                                                     ----------------------------------------
                                    1998              1997             1996              1995             1994
                                    ----              ----             ----              ----             ----
                                                                  (In thousands)

Total revenues                       $670            $1,500           $2,301            $1,338           $1,657
Oil and gas revenues                  657             1,473            2,286             1,323            1,646
Net income                            522             1,261            2,063             1,139            1,462
Working capital                       298               682              913               654              650
Total assets                          399               731              925               670              664
Partners' capital                      --               717              913               654              650
Net assets in liquidation             298                --               --                --               --

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through November 7, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

Appreciation of oil and gas properties                    $  89
Deferral of appreciated gain on oil and gas properties      (89)

Liquidity and Capital Resources

Material changes in the Limited Partnership's cash position for the years ended December 31, 1998 and 1997 are summarized as follows:

                                                    1998              1997
                                                    ----              ----
                                 (In thousands)

Cash provided by operating activities              $  778            $1,466
Distributions to partners                            (960)           (1,496)
Contributions from partners                            39                36
Additions to oil and gas properties                                     (83)
                                                  -------            ------
Decrease in cash                                    $(143)          $   (77)
                                                     ====            ======

Cash  provided  by  operating   activities  in  1998  was  used   primarily  for
distributions to the partners. A distribution payable to partners of record as of December 31, 1998 was declared in January 1999. The distribution amount is $106,000, payable $69,960 to the Drilling Partnership partners and $36,040 to the general partner. Future distributions depend on among other things, continuation of current or higher oil and gas prices and markets for production.

The Limited Partnership has net working capital of $298,000 at December 31, 1998. This working capital, together with cash flows generated from operations, may be used to fund future distributions.

Proved reserves and discounted future net revenues valued at year-end prices (discounted at 10% and before general and administrative expenses) from proved reserves were estimated at 11,000 bbls and 120,000 mcf valued at $335,000 in 1998 and 31,000 bbls and 332,000 mcf valued at $1,291,000 in 1997. The decrease in discounted future net revenues and in the quantities resulted from a decrease in year-end oil and gas prices, as well as current year production and a decrease in the estimated rate of future production on the Freddie Aker well, which is nearing the end of its productive life. Estimates of discounted future net revenues should not be construed as the current market value of the estimated oil and gas reserves. In accordance with requirements of the Securities and Exchange Commission, the estimated discounted future net revenues from proved reserves are generally based on prices and costs as of the date of the estimate, whereas actual future prices and costs may be materially higher or lower. In addition, the 10% discount factor, which is required by the SEC for reporting purposes, is not necessarily the most appropriate discount factor based on risks associated with the production of the reserves or the oil and gas industry in general. Accordingly, the price received from the sale of oil and gas reserves is not generally the same as the estimated future net revenues for those reserves and the amount received in liquidation of the assets.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Limited Partnership adopted SFAS 130 on January 1, 1998. The Limited Partnership does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income is the same as net income for those periods.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Limited Partnership adopted SFAS 131 in 1998.

The Limited Partnership engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. These activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Limited Partnership evaluates its performance as a whole rather than by product or geographically. As a result, the Limited Partnership's operations consist of one reportable segment.

Results of Operations

1998 Compared to 1997

Gas Revenue

Gas revenue decreased $465,000 during 1998 compared with 1997. The decrease is due to a decrease in the average gas price from $3.07 per mcf during 1997 to $2.50 per mcf during 1998, combined with a 40% decrease in production. The decrease in production from 295,995 mcf in 1997 to 176,925 mcf in 1998 is due to increased water production on the Freddie Aker #1 well in Louisiana.

Oil Revenue

Oil revenue decreased $351,000 during 1998 compared with 1997. The decrease is comprised of a 41% decrease in production, combined with a decrease in the average price from to $20.28 per barrel in 1997 to $12.99 per barrel in 1998. The decrease in production from 27,887 barrels in 1997 to 16,452 barrels in 1998 is due to increased water production on the Freddie Aker #1 well in Louisiana.

Interest Income

Interest income decreased $3,000 during 1998 compared with 1997 due to a lower average cash balance during 1998.

Other

Other income in 1997 comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense decreased $12,000 during 1998 compared with 1997 primarily due to decreased maintenance activity during 1998.

Production Taxes

Production taxes decreased $52,000 during 1998 compared with 1997 as a result of a decreased oil and gas production during 1998.

General and Administrative

General and administrative expense increased $1,000 during 1998 compared with 1997 primarily due to an increase in performance based compensation expense.

Depletion

Depletion expense decreased $29,000 during 1998 compared with 1997 due to a lower depletion rate caused by the decrease in production discussed above and a decrease in capitalized costs during 1998.

1997 Compared to 1996

Gas Revenue

Gas revenue decreased $514,000 during 1997 as compared with 1996. The decrease is due to a decrease in the average gas price from $3.15 per mcf during 1996 to $3.07 per mcf during 1997 combined with a 34% decrease in production. The decrease in production from 451,691 mcf in 1996 to 295,995 mcf in 1997 is due to normal production declines.

Oil Revenue

Oil revenue decreased $299,000 during 1997 as compared with 1996. The decrease is comprised of a 31% decrease in production, combined with a decrease in the average price from to $21.40 per barrel in 1996 to $20.28 per barrel in 1997. The decrease in production from 40,359 barrels in 1996 to 27,887 barrels in 1997 is due to normal production declines.

Other

Other income is comprised of insurance proceeds which reimbursed a portion of expense incurred in a prior period to settle certain litigation.

Lease Operating

Lease operating expense increased $13,000 during 1997 as compared with 1996 primarily due to increased maintenance activity during 1997.

Production Taxes

Production taxes decreased $45,000 during 1997 as compared with 1996 as a result of a decreased oil and gas production during 1997 as discussed above.

General and Administrative

General and administrative expenses decreased $3,000 during 1997 as compared to 1996 primarily due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense increased $36,000 during 1997 as compared with 1996 due to an increase in capitalized costs during 1997.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Limited Partnership's primary market risk relates to changes in the prices received from sales of oil and natural gas production. The Limited Partnership manages its commodity price risks by using well-trained and experienced marketing personnel to sell its production. The Limited Partnership does not use any financial instruments or derivative commodity instruments that are subject to price or interest rate risk.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                           INDEX TO FINANCIAL STATEMENTS


                                                                                                               Page

FINANCIAL STATEMENTS:

   Independent Auditors' Report                                                                                  15

   Statement of Net Assets in Liquidation at December 31, 1998 and Balance Sheet
     at December 31, 1997 -
     May Drilling Partnership 1984-3                                                                             16

   Statement of Net Assets in Liquidation at December 31, 1998 and Balance Sheet
     at December 31, 1997 -
     May Limited Partnership 1984-3                                                                              17

   Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996 -
     May Limited Partnership 1984-3                                                                              18

   Statement of Changes in Net Assets in Liquidation for the Year Ended December
     31, 1998 and Statements of Changes in Partners' Capital for the Years Ended
     December 31, 1997 and 1996 -
     May Limited Partnership 1984-3                                                                              19

   Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996 -
     May Limited Partnership 1984-3                                                                              20

   Notes to Financial Statements - May Drilling Partnership 1984-3
     and May Limited Partnership 1984-3                                                                       21-25

SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION (UNAUDITED)                                                         26

                          INDEPENDENT AUDITORS' REPORT



To the Partners of May Drilling Partnership 1984-3 and
   May Limited Partnership 1984-3:

We have audited the accompanying financial statements of May Drilling Partnership 1984-3 ("General Partnership") and May Limited Partnership 1984-3 ("Limited Partnership") listed in the accompanying index at Item 8. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through November 7, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership have changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998.

In our opinion, such financial statements present fairly, in all material respects, (1) the net assets in liquidation of the General Partnership and the Limited Partnership as of December 31, 1998, (2) the changes in net assets in liquidation of the Limited Partnership for the year ended December 31, 1998, (3) the financial position of the General Partnership and the Limited Partnership at December 31, 1997, and (4) the results of operations and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles on the bases described in the preceding paragraph.



DELOITTE & TOUCHE LLP

Denver, Colorado
March 29, 1999



                                          MAY DRILLING PARTNERSHIP 1984-3
                                      STATEMENT OF NET ASSETS IN LIQUIDATION
                                      AT DECEMBER 31, 1998 AND BALANCE SHEET
                                               AT DECEMBER 31, 1997
                                                  (In thousands)



                                                                          1998                      1997
                                                                     --------------            ---------

ASSETS
Investment in May Limited Partnership 1984-3                              $ 73                      $340
                                                                           ===                       ===


PARTNERS' CAPITAL
Partners' Capital                                                                                   $340

NET ASSETS IN LIQUIDATION                                                 $ 73
                                                                           ===






Note: The statements of operations, changes in net assets in liquidation, changes in partners' capital and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the Limited Partners' share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with this balance sheet. The May Limited Partnership 1984-3 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.























               The accompanying notes are an integral part of the
                             financial statements.



                                          MAY LIMITED PARTNERSHIP 1984-3
                                      STATEMENT OF NET ASSETS IN LIQUIDATION
                                      AT DECEMBER 31, 1998 AND BALANCE SHEET
                                               AT DECEMBER 31, 1997
                                                  (In thousands)


                                                                          1998                      1997
                                                                     --------------            ---------

ASSETS
  Cash and cash equivalents                                            $    170                   $    313
  Accrued oil and gas revenues                                               70                        221
  Due from affiliate                                                         35                        123
  Contributions receivable from general partner                              19                         39

OIL AND GAS PROPERTIES:
  At estimated net realizable value                                         105
  Using the full cost method of accounting
     less accumulated depletion of $7,689                                                               35
                                                                     ----------                   --------

TOTAL ASSETS                                                                399                   $    731
                                                                        -------                    =======

LIABILITIES
  Accounts payable and accrued liabilities                                   12                  $      14
  Deferred appreciated gain on oil and gas properties                        89
                                                                       --------

PARTNERS' CAPITAL
  General partner                                                                                      377
  Limited partner                                                                                      340
         Total                                                                                         717

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                           $    731
                                                                                                   =======

NET ASSETS IN LIQUIDATION                                              $    298
                                                                        =======





















               The accompanying notes are an integral part of the
                             financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-3
                                             STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED  DECEMBER 31, 1998,  1997 AND
                             1996 (In  thousands,  except  for Unit and per Unit
                             Information)


                                                                      1998             1997              1996
                                                                      ----             ----              ----

REVENUES
  Gas revenue                                                     $     443        $     908          $  1,422
  Oil revenue                                                           214              565               864
  Interest income                                                        13               16                15
  Other                                                                                   11
                                                                 ----------        ---------
         Total                                                          670            1,500             2,301
                                                                    -------          -------           -------

COSTS AND EXPENSES
  Lease operating                                                        39               51                38
  Production taxes                                                       46               98               143
  General and administrative                                             34               33                36
  Depletion                                                              19               48                12
  Professional services and other                                        10                9                 9
                                                                  ---------       ----------        ----------
         Total                                                          148              239               238
                                                                   --------         --------          --------

NET INCOME                                                        $     522         $  1,261          $  2,063
                                                                   ========          =======           =======

ALLOCATION OF NET INCOME:
  General Partner                                                 $     181        $     438         $     696
                                                                   ========         ========          ========
  Limited Partner                                                 $     341        $     823          $  1,367
                                                                   ========         ========           =======
  Per initial $1,000 Limited Partner investment                    $  51.67          $124.72           $207.15
                                                                    =======           ======            ======
  Weighted average initial $1,000 Limited
     Partner investment units outstanding                             6,599            6,599             6,599
                                                                    =======          =======           =======
























               The accompanying notes are an integral part of the
                             financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-3
                                 STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                     FOR THE YEAR ENDED DECEMBER 31, 1998 AND
                                    STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                  (In thousands)


                                                                                             Net Assets
                                                           General           Limited             in
                                                           Partner           Partner        Liquidation          Total

BALANCE, December 31, 1995                                 $   337         $    317                           $    654
  Capital contributions                                         36                                                  36
  Net income                                                   696            1,367                              2,063
  Distributions                                              (638)          (1,202)                            (1,840)
                                                            -----           ------                             ------

BALANCE, December 31, 1996                                     431              482                                913
  Capital contributions                                         39                                                  39
  Net income                                                   438              823                              1,261
  Distributions                                              (531)            (965)                            (1,496)
                                                            -----           ------                             ------

BALANCE, December 31, 1997                                     377              340                                717
  Capital contributions                                         19                                                  19
  Net income                                                   181              341                                522
  Distributions                                              (352)            (608)                              (960)

  Adjustments to liquidation basis:
    Eliminate Partners' Capital                              (225)             (73)                              (298)
    Revaluation of assets and liabilities                                                       $ 298              298
                                                           -------          -------              ----           ------

BALANCE, December 31, 1998                                  $  -0-           $  -0-             $ 298          $   298
                                                             =====            =====              ====           ======























               The accompanying notes are an integral part of the
                             financial statements.


                                          MAY LIMITED PARTNERSHIP 1984-3
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                  (In thousands)


                                                                      1998             1997              1996
                                                                      ----             ----              ----

OPERATING ACTIVITIES:
  Net income                                                       $    522          $ 1,261           $ 2,063
  Adjustment to reconcile net income
     to net cash provided by operating activities:
       Depletion                                                         19               48                12

  Changes in assets and liabilities provided (used) cash:
       Accrued oil and gas revenues                                     151              146               (86)
       Due from affiliate                                                88                9               (46)
       Accounts payable and accrued liabilities                          (2)               2                (4)
                                                                  ---------        ---------         ---------
         Net cash provided by operating activities                      778            1,466             1,939
                                                                    -------           ------            ------

INVESTING ACTIVITIES -
  Additions to gas and oil properties                                                    (83)              (12)
                                                                 ----------          -------           -------

FINANCING ACTIVITIES -
  Distributions to partners                                            (960)          (1,496)           (1,840)
  Contributions from partners                                            39               36                30
                                                                   --------         --------          --------
         Net cash used in financing activities                         (921)          (1,460)           (1,810)
                                                                    -------           ------            ------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                     (143)             (77)              117

CASH AND CASH EQUIVALENTS:

  BEGINNING OF YEAR                                                     313              390               273
                                                                    -------          -------           -------

  END OF YEAR                                                      $    170         $    313          $    390
                                                                    =======          =======           =======


















               The accompanying notes are an integral part of the
                             financial statements.


                         MAY DRILLING PARTNERSHIP 1984-3
                                       AND
                         MAY LIMITED PARTNERSHIP 1984-3

                          NOTES TO FINANCIAL STATEMENTS


(1)      ACCOUNTING POLICIES AND OTHER MATTERS

       General Partnership

       May Drilling Partnership 1984-3, a Texas general partnership (the "General Partnership"), was organized by May Petroleum Inc. ("May") for the purposes of oil and gas exploration through May Limited Partnership 1984-3 (the "Limited Partnership"). The General Partnership was formed on November 7, 1984, with investors ("Participants") subscribing an aggregate of $6,599,000 in assessable $1,000 units. After the expenditure of the initial contributions of the Participants, additional mandatory assessments from each Participant are provided for under the terms of the general partnership agreement in an amount up to 25% of the initial contribution of the Participant. During 1985, May assessed the Participants 5% of initial contributions. No additional assessments have been made since 1985.

       The general partnership agreement requires that the manager, Hallwood Energy Partners, L.P. ("HEP"), offer to repurchase partnership interests from Participants for cash at amounts to be determined by appraisal (as set forth in the partnership agreement) of the Limited Partnership's net assets no later than December 31, 1988, and during each succeeding year, if such net assets are positive. The manager has made repurchase offers in all years since 1989 and intends to make a repurchase offer in 1999.

       As the General Partnership is the sole limited partner of the Limited Partnership, and there are no other revenues or expenses of the General Partnership, its results of operations, changes in partners' capital and cash flows are equal to the limited partner's share of the Limited Partnership's results of operations, changes in partners' capital and cash flows as set forth herein. Therefore, separate statements of operations, changes in net assets in liquidation, changes in partners' capital and cash flows are not presented for the General Partnership.

       Limited Partnership

       The Limited Partnership, a Texas limited partnership, was organized by May and the General Partnership for the purpose of oil and gas exploration and the production of crude oil, natural gas and petroleum products. The Limited Partnership's oil and gas reserves are located in prospects in south Louisiana. Among other things, the terms of the limited partnership agreement (the "Agreement") give the general partner the authority to borrow funds. The Agreement also requires that the general partner's total capital contributions to the Limited Partnership as of each year-end, including unrecovered general partner acreage and equipment advances, must be compared to total Limited Partnership expenditures from inception to date, and if such contributions are less than 15% of such expenditures, an additional contribution in the amount of the deficiency is required. As of December 31, 1998, all such contributions had been accrued.

       On June 30, 1987, May sold to HEP all of its economic interest in the Limited Partnership and account receivable balances due from the Limited Partnership. HEP became the general partner of the Limited Partnership in 1988.

       The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through November 7, 1999. The partnerships are expected to be liquidated in 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

Appreciation of oil and gas properties                    $  89
Deferral of appreciated gain on oil and gas properties       (89)

       The Company has received an appraisal indicating an appreciation of $89,000 over the historical net carrying value of the Limited Partnership's oil and gas properties. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at December 31, 1998.

       Upon completion of the liquidation process and settlement of all liabilities, the General Partnership will distribute the remaining cash to the General Partnership and Limited Partnership in accordance with the terms of the partnership agreements.

       The balance sheet of the General Partnership and the Limited Partnership as of December 31, 1997 and the related statements of operations, and cash flows of the Limited Partnership for each of the three years in the period ended December 31, 1998 and the statements of partners' capital for the years ended December 31, 1997 and 1996 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

       The Limited Partnership will be wound up after it terminates in 1999. This process includes preparing a final accounting, paying the liabilities of the Drilling Partnership and the Limited Partnership, and making a liquidating distribution in accordance with the capital accounts of the partners. The general partner believes that it would be in the best interest of the partners to sell the assets of the Limited Partnership and distribute any cash remaining after payment of liabilities. The general partner is considering the alternatives available for the sale of the partnership's assets. The general partner plans to submit to the partners for approval an amendment to the partnership agreements which would permit the Partnerships to sell their oil and gas properties to the general partner. In order to maximize the value realized by the Limited Partnership from the sale of its primary asset, its interest in the Freddie Aker well, the general partner is considering soliciting the partners' consent to commence the termination process for the partnership in July 1999.

       Sharing of Costs and Revenues

       Capital costs, as defined by the Agreement, for commercially productive wells and the costs related to the organization of the Limited Partnership are borne by the general partner. Noncapital costs and direct expenses, as defined by the Agreement, are charged 1% to the general partner and 99% to the limited partner. Oil and gas sales, operating expenses and general and administrative overhead are shared so that the general partner's allocation will equal the percentage that the amount of Limited Partnership expenses, as defined, allocated to the general partner bears to the aggregate amount of Limited Partnership expenses allocated to the general partner and the limited partner, plus 15 percentage points, but in no event will the general partner's allocation exceed 50%. The sharing ratio for each of the last three years was as follows:

                                      1998              1997             1996
                                      ----              ----             ----

Limited Partner                       66.1%            66.1%             66.4%
General Partner                       33.9%            33.9%             33.6%

       Significant Customers

       For the years ended December 31, 1998, 1997 and 1996, purchases by the following companies exceeded 10% of the total oil and gas revenues of the Limited Partnership:

                                      1998              1997             1996
                                      ----              ----             ----

Conoco Inc.                            48%              41%               56%
Marathon Petroleum Company             16%              39%
TXG Gas Marketing                      17%              19%               30%
Scurlock Permian LLC                   17%

       Although the Limited Partnership sells the majority of its production to a small number of purchasers, there are numerous other purchasers in the area, so the loss of any significant customer would not adversely affect the Limited Partnership's operations.

       Income Taxes

       No provision for federal income taxes is included in the financial statements of the Limited Partnership or the General Partnership because, as partnerships, they are not subject to federal income tax and the tax effects of their activities accrue to the partners. The partnerships' tax returns, the qualification of the General and Limited Partnerships as partnerships for federal income tax purposes, and the amount of taxable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to the partnerships' taxable income or loss, the tax liability of the partners could change accordingly.

       Oil and Gas Properties

       Prior to December 31, 1998. the Limited Partnership followed the full cost method of accounting for oil and gas properties and, accordingly, capitalized all costs associated with the exploration and development of oil and gas reserves.

       The capitalized costs of evaluated properties, including the estimated future costs to develop proved reserves, are amortized on the units of production basis. Full cost amortization per dollar of gross oil and gas revenues was $.03 in 1998, $.03 in 1997 and $.01 in 1996.

       Capitalized costs are limited to an amount not to exceed the present value of estimated future net cash flows. No valuation adjustment was required in 1998, 1997 or 1996. Significant price declines in the future could cause the Limited Partnership to recognize valuation adjustments and could reduce the amount of future cash flow available for distributions and operations.

       Generally no gains or losses are recognized on the sale or disposition of oil and gas properties. Maintenance and repairs are charged against income when incurred.

       Gas Balancing

       The Limited Partnership uses the sales method of accounting for gas balancing. Under this method, the Limited Partnership recognizes revenue on all of its sales of production, and any over production or under production is recovered at a future date.

       As of December 31, 1998, the Limited Partnership had a net under-produced position which was not considered material. On December 31, 1998, the Limited Partnership adopted the liquidation basis of accounting. The net gas imbalance at December 31, 1998 has not been assigned a value as the Limited Partnership does not anticipate collection of these immaterial imbalances.

       Use of Estimates

       The preparation of the financial statements for the Limited Partnership and General Partnership in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

       Related Party Transactions

       Hallwood Petroleum, Inc. ("HPI"), a subsidiary of the general partner, pays all costs and expenses of operations and receives all revenues associated with the Limited Partnership's properties. At month end, HPI distributes revenues in excess of costs to the Limited Partnership. The amounts due from HPI were $35,000 as of December 31, 1998 and $123,000 as of December 31, 1997. These balances represent net revenue less operating costs and expenses.

       Cash Flows

       All highly liquid investments purchased with an original maturity of three months or less are considered to be cash equivalents.

       Recently Issued Accounting Pronouncements

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Limited Partnership adopted SFAS 130 on January 1, 1998. The Limited Partnership does not have any items of other comprehensive income for the years ended December 31, 1998, 1997 and 1996. Therefore, total comprehensive income is the same as net income for those periods.

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for reporting selected information about operating segments and related disclosures about products and services, geographic areas, and major customers. SFAS 131 requires that an entity report financial and descriptive information about its operating segments which are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
       The Limited Partnership adopted SFAS 131 in 1998.

       The Limited Partnership engages in the development, production and sale of oil and gas, and the acquisition, exploration, development and operation of oil and gas properties in the continental United States. These activities exhibit similar economic characteristics and involve the same products, production processes, class of customers, and methods of distribution. Management of the Limited Partnership evaluates its performance as a whole rather than by product or geographically. As a result, the Limited Partnership's operations consist of one reportable segment.



(2)      GENERAL AND ADMINISTRATIVE OVERHEAD

       HPI conducts the day to day operations of the Limited Partnership and other affiliated partnerships of HEP. The costs of operating the entities are allocated to each entity based upon the time spent on that entity. General and administrative overhead allocated by HPI to the Limited Partnership totaled $27,000 in 1998, $33,000 in 1997 and $36,000 in 1996.


(3)      INCOME TAXES

       As a result of differences between the accounting treatment of certain items for income tax purposes and financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 1998 and 1997 the income tax bases of the Limited Partnership's oil and gas properties were approximately $4,600 and $6,500, respectively.

                  SUPPLEMENTAL OIL AND GAS RESERVE INFORMATION
                                   (Unaudited)


The following tables contain certain costs and reserve information related to the Limited Partnership's oil and gas activities. The Limited Partnership has no long-term supply agreements and all reserves are located within the United States.

Costs Incurred -

                                               For the Year Ended December 31,
                                           1998             1997             1996
                                 (In thousands)

Development costs                          $  -              $ 83             $ 12
                                            ===               ===              ===

Oil and Gas Reserves (valued at year-end prices discounted at 10%) -

                                               1998                    1997                     1996
                                               ----                    ----                     ----
                                         Mcf         Bbls        Mcf         Bbls         Mcf         Bbls
                                                                  (In thousands)

Total Proved Reserves:
   Beginning of period                     332          31         395           37         383          39
   Revisions to previous
     estimates                             (35)         (4)        233           22         464          38
   Production                             (177)        (16)       (296)         (28)      (452)         (40)
                                          ----        ----        ----         ----       ----        -----
          End of Period                    120          11         332           31         395          37
                                          ====       =====        ====        =====        ====       =====

Proved Developed Reserves:
   Beginning of period                     332          31         395           37         383          39
                                          ====       =====        ====        =====        ====       =====
   End of period                           120          11         332           31         395          37
                                          ====       =====        ====        =====        ====       =====

Certain reserve value information is provided directly to partners pursuant to the Agreement. Accordingly, such information is not presented herein.

ITEM 9        - DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

                None.


                                    PART III


ITEM 10       - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                The Drilling Partnership and Limited Partnership are managed by affiliates of HEP and do not have directors or executive officers.


ITEM 11       - EXECUTIVE COMPENSATION

                The partnerships pay no salaries or other direct remuneration to officers, directors or key employees of the general partner or HPI. The Limited Partnership reimburses the general partner for general and administrative costs incurred on behalf of the partnerships. See Note 2 to the Financial Statements.


ITEM 12       - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                To the  knowledge  of the  general  partner,  no person  owns of record or beneficially more than 5% of the Drilling Partnership's outstanding units, other than HEP, the address of which is 4582 S. Ulster Street Parkway, Denver, Colorado 80237, and which beneficially owns approximately 37.8% of the outstanding units. The general partner of HEP is HEPGP Ltd.


ITEM 13       - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                For information with respect to the Limited Partnership and its relationships and transactions with the general partner, see
                Part I, Item 1 and Part II, Item 7.



                                     PART IV

ITEM 14       - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a.       Financial Statements and Schedules:
                  See Index at Item 8.

b. Reports on Form 8-K - None.

c.       Exhibits:

3.1 The General Partnership Agreement and the Limited Partnership Agreement filed as an Exhibit to Registration Statement No. 2-89194, are incorporated herein by reference.

27 Financial Data Schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Partnerships have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                       MAY DRILLING PARTNERSHIP 1984-3
                                       MAY LIMITED PARTNERSHIP 1984-3

                                       By:  EDP OPERATING, LTD.,
                                            General Partner

                                             By:  HEPGP LTD.,
                                                  General Partner

                                             By:  HALLWOOD G. P., INC.,
                                                  General Partner



Date:  March 29, 1999                        By: /s/William L. Guzzetti
                                                    William L. Guzzetti
                                                    President, Chief Executive
                                                       Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                             Date



/s/Thomas J. Jung                    Vice President               March 29, 1999
Thomas J. Jung               (Principal Accounting Officer)