Form 10-Q
period 1999-09-30
MAY LIMITED PARTNERSHIP 1984-3
filed 1999-11-12
CIK 765946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

  4610 South Ulster Street Parkway
             Suite 200
          Denver, Colorado                                           80237
  (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1984-3
              STATEMENTS OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                              September 30,              December 31,
                                                                                   1999                      1998

ASSETS
   Investment in May Limited Partnership 1984-3                                                             $  73
                                                                                                             ====

LIABILITIES
   Investment in May Limited Partnership 1984-3                                   $ (41)
                                                                                   ====

NET ASSETS (LIABILITIES) IN LIQUIDATION                                           $ (41)                    $  73
                                                                                   ====                      ====








NOTE: The statements of operations, changes in net assets in liquidation, and cash flows for May Drilling Partnership 1984-3 are not presented because such information is equal to the limited partner's share of such activity as presented in the May Limited Partnership 1984-3 financial statements. The May Drilling Partnership carries its investment in May Limited Partnership 1984-3 on the equity method. The May Limited Partnership 1984-3 financial statements should be read in conjunction with these statements of net assets (liabilities) in liquidation. The May Limited Partnership 1984-3 changed its basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998 as described in Note 1 to the financial statements.





















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                                   (Unaudited)
                                 (In thousands)



                                                                     September 30,            December 31,
                                                                          1999                    1998

ASSETS
    Cash and cash equivalents                                          $      74               $    170
    Accrued oil and gas sales                                                 43                     70
    Due from affiliate                                                        22                     35
    Contributions receivable from general partner                                                    19

OIL AND GAS PROPERTIES
    At estimated net realizable value                                        372                    105
                                                                         -------                -------

TOTAL ASSETS                                                                 511                    399
                                                                         -------                -------

LIABILITIES
    Accounts payable and accrued liabilities                                  94                     12
    Deferred appreciated gain on oil and gas properties                      300                     89
                                                                         -------               --------

NET ASSETS IN LIQUIDATION                                               $    117               $    298
                                                                         =======                =======





























           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                      THREE MONTHS ENDED SEPTEMBER 30, 1999
    AND STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                       1998
                                                                       --------                   ------

REVENUES
   Gas revenue                                                        $     48                    $     94
   Oil revenue                                                              30                          48
   Interest                                                                  1                           3
                                                                    ----------                   ---------
         Total                                                              79                         145
                                                                       -------                     -------

COSTS AND EXPENSES
   Lease operating                                                           7                           8
   Production taxes                                                          7                          11
   General and administrative                                                7                           7
   Depletion                                                                20                           5
   Professional services and other                                           2                           2
                                                                     ---------                   ---------
         Total                                                              43                          33
                                                                      --------                    --------

NET INCOME FROM OPERATIONS                                                  36                    $    112
                                                                                                   =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     165

DISTRIBUTIONS TO PARTNERS                                                  (84)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                      $    117
                                                                       =======

ALLOCATION OF NET INCOME:

    General Partner                                                                              $      39
                                                                                                  ========

    Limited Partner                                                                              $      73
                                                                                                  ========

       Per initial $1,000 limited partner
         investment                                                                                $ 11.06
                                                                                                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        6,599









           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
            STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION FOR THE
                      NINE MONTHS ENDED SEPTEMBER 30, 1999
    AND STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         1999                       1998
                                                                       --------                   ------

REVENUES
   Gas revenue                                                        $    159                    $    356
   Oil revenue                                                              89                         176
   Interest                                                                  4                          11
                                                                     ---------                    --------
         Total                                                             252                         543
                                                                       -------                     -------

COSTS AND EXPENSES
   Lease operating                                                          22                          27
   Production taxes                                                         19                          39
   General and administrative                                               22                          22
   Depletion                                                                27                          15
   Professional services and other                                          10                          10
                                                                      --------                    --------
         Total                                                             100                         113
                                                                       -------                     -------

NET INCOME FROM OPERATIONS                                                 152                    $    430
                                                                                                   =======

NET ASSETS IN LIQUIDATION,
   BEGINNING OF PERIOD                                                     298

DISTRIBUTIONS TO PARTNERS                                                 (333)

NET ASSETS IN LIQUIDATION,
   END OF PERIOD                                                      $    117
                                                                       =======

ALLOCATION OF NET INCOME:

    General Partner                                                                               $    149
                                                                                                   =======

    Limited Partner                                                                               $    281
                                                                                                   =======

       Per initial $1,000 limited partner
         investment                                                                                $ 42.58
                                                                                                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                                                        6,599









           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1984-3
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)
                                 (In thousands)



OPERATING ACTIVITIES:
    Net income                                                                                    $    430
    Adjustment to reconcile net income to net
      cash provided by operating activities:
        Depletion                                                                                       15

Changes in assets and liabilities provided (used) cash:
    Accrued oil and gas sales                                                                          144
    Due from affiliate                                                                                  74
    Accounts payable and accrued liabilities                                                            (5)
                                                                                                 ---------
              Net cash provided by operating activities                                                658
                                                                                                   -------

FINANCING ACTIVITIES:
      Distributions to partners                                                                       (828)
      Contributions from general partner                                                                39
              Net cash used in financing activities                                                   (789)
                                                                                                   -------

NET DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                                  (131)

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                                                    313

       Balance, end of period                                                                     $    182
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

The financial statements presented are those of May Limited Partnership 1984-3 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

The terms of the partnership agreements governing the General Partnership and the Limited Partnership provide for a fifteen year term of existence which extends through November 7, 1999. The partnerships are expected to be liquidated in December 1999. As a result, the General Partnership and the Limited Partnership changed their basis of accounting from the going concern basis to the liquidation basis effective December 31, 1998. Accordingly, assets have been valued at estimated realizable value, net of estimated disposition costs, and liabilities have been adjusted to estimated settlement amounts, as follows (in thousands):

                                                                    1999             1998
                                                                    ----             ----

Appreciation of oil and gas properties                             $ 300             $ 89
Deferral of appreciated gain on oil and gas properties              (300)             (89)

The Company received a fair market appraisal of its properties as of March 1, 1999. This fair market appraisal has been updated by the Limited Partnership's in-house engineers to reflect the recent increase in oil and gas prices and the results of the workover procedures performed on the Freddie Aker #1 well. When the appraised value is compared to the historical net carrying value of the Limited Partnership's oil and gas properties, there is an appreciation of $300,000 and $89,000 at September 30, 1999 and December 31, 1998, respectively. Because of the inherent uncertainty about the timing and amount of the gain that may ultimately be realized, such estimated gain has been deferred at September 30, 1999 and December 31, 1998.

The statements of operations for the three months and the nine months ended September 30, 1998, and cash flows of the Limited Partnership for the nine months ended September 30, 1998 have been prepared using the historical cost (going concern) basis of accounting on which the General Partnership and the Limited Partnership had previously reported their financial condition and results of operations.

After November 7, 1999, the general partner began winding-up the Drilling Partnership and the Limited Partnership. This process includes preparing a final accounting, paying the liabilities of the Partnerships, and making a liquidating distribution in accordance with the capital accounts of the partners. The Limited Partnership owns a minority interest in one well. The general partner anticipates that it will distribute any cash remaining after the payment of liabilities, and will assign working interests in the well to the partners.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Limited Partnership distributed $333,000 to partners during the first nine months of 1999. The Limited Partnership did not pay a distribution for the quarter ended September 30, 1999.

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

The Plan. The Limited Partnership's Year 2000 Plan (the "Plan") has four phases:
(i) assessment, (ii) inventory, (iii) remediation, testing and implementation and (iv) contingency plans. Approximately twelve months ago, the Limited
Partnership began its phase one assessment of its particular exposure to problems that might arise as a result of the new millennium. The assessment and inventory plans have been substantially completed and have assessed and identified the Limited Partnership IT systems that must be updated or replaced in order to be Year 2000 compliant. In particular, the software used by the Limited Partnership for reservoir engineering must be updated or replaced. Remediation, testing and implementation was substantially completed by September 30, 1999, and the contingency plans phase of the Plan is scheduled to be completed by November 30, 1999.

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

With regard to the Limited Partnership's Non IT systems, the Limited Partnership believes that most of these systems can be brought into compliance on schedule. Because Non IT systems are embedded chips, it is difficult to determine with complete accuracy where all such systems are located. However, to the best knowledge of the general partner, the Limited Partnership's assessment of third party readiness is complete.

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

Potential Risks. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. This risk exists both as to the Limited Partnership's IT and Non IT systems, as well as to the systems of third parties. Such failures could materially and adversely affect the Limited Partnership's results of operations, cash flow and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in large part from the uncertainty of the Year 2000 readiness of third party suppliers, vendors and transporters, the Limited Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Limited Partnership's results of operations, cash flow or financial condition. Primarily because of its reliance on third party suppliers, the Limited Partnership is not currently able to determine the consequences of Year 2000 failures, however, its current assessment is that its area of greatest potential risk is in connection with the transporting and marketing of the oil and gas produced by the Limited Partnership. The Limited Partnership has contacted the various purchasers and pipelines with which it regularly does business to determine their state of readiness for the Year 2000. While the purchasers and pipelines contacted by the Limited Partnership will not guarantee their January 2000 readiness, to date, none have indicated that they expect to encounter any serious problems.

Cautionary Statement Regarding Forward-Looking Statements

In the interest of providing the partners with certain information regarding the Limited Partnership's future plans and operations, certain statements set forth in this Form 10-Q relate to management's future plans and objectives. Such statements are forward-looking statements. Although any forward-looking statements contained in this Form 10-Q or otherwise expressed by or on behalf of the Limited Partnership are, to the knowledge and in the judgment of the officers and directors of the general partner, expected to prove true and come to pass, management is not able to predict the future with absolute certainty. Forward-looking statements involve known and unknown risks and uncertainties which may cause the Limited Partnership's actual performance and financial results in future periods to differ materially from any projection, estimate or forecasted result. These risks and uncertainties include, among other things, volatility of oil and gas prices, competition, risks inherent in the Limited Partnership's oil and gas operations, risk of mechanical failure, the inexact nature of interpretation of seismic and other geological and geophysical data, imprecision of reserve estimates, the Limited Partnership's ability to replace and expand oil and gas reserves, and such other risks and uncertainties described from time to time in the Limited Partnership's periodic reports and filings with the Securities and Exchange Commission. In addition, the dates for completion of the phases of the Year 2000 Plan are based on the Limited Partnership's best estimates, which were derived using numerous assumptions of future events. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-parties and the interconnection of computer systems, the Limited Partnership cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue that may affect its operations and business. Accordingly, partners are cautioned that certain events or circumstances could cause actual results to differ materially from those projected, estimated or predicted.

Results of Operations

Third Quarter 1999 Compared to Third Quarter 1998

Gas Revenue

Gas revenue decreased $46,000 during the third quarter of 1999 compared to the third quarter of 1998 due to a decrease in production partially offset by an increase in the average gas price. Gas production decreased 62% due to increased rates of water production on the Freddie Aker #1 well in Louisiana. The average gas price increased from $2.27 per mcf in 1998 to $3.03 per mcf in 1999.

Oil Revenue

Oil revenue decreased $18,000 in the third quarter of 1999 compared to the third quarter of 1998 as a result of a decrease in production partially offset by an increase in the average oil price. Oil production decreased 62% on the Freddie Aker #1 due to increased rates of water production on the well. The average oil price increased from $12.21 per barrel in 1998 to $19.58 per barrel in 1999.

Interest

Interest income decreased $2,000 during the third quarter of 1999 compared to the third quarter of 1998 due to a lower average cash balance during 1999.

Lease Operating

Lease operating expense decreased $1,000 during the third quarter of 1999 compared to the third quarter of 1998 due to decreased maintenance activity on the Freddie Aker #1 well.

Production Taxes

Production taxes decreased $4,000 during the third quarter of 1999 compared to the third quarter of 1998 due to decreased production previously discussed.

Depletion

Depletion expense increased $15,000 during the third quarter of 1999 compared to the third quarter of 1998 due to an increase in capitalized costs resulting from workover procedures performed on the Freddie Aker #1 well.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

The comparisons for the nine months ended September 30, 1999 and the nine months ended September 30, 1998 are consistent with those discussed in the third quarter 1999 compared to the third quarter of 1998 except for the following.

Gas Revenue

Gas revenue decreased $197,000 during the first nine months of 1999 as compared to the corresponding period in 1998 due to a decrease in production. Gas production decreased 55% due to increased rates of water production on the Freddie Aker #1 well. The average gas price remained constant at $2.52 per mcf in 1998 and in 1999.

Oil Revenue

Oil revenue decreased $87,000 during the first nine months of 1999 as compared to the corresponding period in 1998 due to a decrease in production, partially offset by an increase in the average oil price. Oil production decreased 53% due to increased rates of water production on the Freddie Aker #1 well. The average oil price increased from $13.46 per barrel in 1998 to $14.40 per barrel in 1999.

PART II -         OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1998.


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


                                          MAY DRILLING PARTNERSHIP 1984-3
                                          MAY LIMITED PARTNERSHIP 1984-3

                                          By:  HALLWOOD ENERGY PARTNERS, L.P.,
                                                  General Partner

                                                By:  HEC ACQUSITION CORP.
                                                        General Partner



Date:  November 10, 1999                        By: /s/Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)